Form 10-K/A
RESIDENTIAL ASSET MORTGAGE PROD GMACM HO EQ LN SE 2002-HE2
filed 2003-08-12
CIK 1169735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2002

                        Commission file number 333-104662

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ____ No   X


This Amendment No. 1 on Form 10-K/A amends Item 5 of the original Annual Report on Form 10-K (the "Original Form 10-K") dated March 31, 2003 on behalf of Residential Asset Mortgage Products, Inc., GMACM Home Equity Loan Trust 2002-HE2.

Item 5 of the Original Form 10-K is amended in its entirety to read as follows:

Item 5.        Market for the Registrant's Common Equity and Related Matters.

(a) There is no established  public trading  market for the  Securities.

(b) At December 31, 2002, the number of holders of record of each outstanding series of Securities were as follows:

               Series 2002-HE2 Class A-1: Not available.
               Series 2002-HE2 Class A-2: 6
               Series 2002-HE2 Class A-3: 54
               Series 2002-HE2 Class A-4: 23
               Series 2002-HE2 Class A-5: 6
               Series 2002-HE2 Class A-IO: 7

(c) Not applicable.

                                              SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 12th day of August, 2003.



GMACM HOME EQUITY LOAN TRUST 2002-HE2

        By:    GMAC Mortgage Corporation, as Servicer

        By:    /s/ Joe Pensabene
        Name:  Joe Pensabene
        Title: Senior Vice President, Financial Operations

                                  CERTIFICATION


        I, Joe Pensabene, certify that:

        1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Home Equity Loan Trust 2002-HE2.

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



Date: August 12, 2003



/s/ Joe Pensabene
Joe Pensabene
Senior Vice President, Financial Operations